Form 10-K405
period 2001-12-31
CHASE MANHATTAN AUTO OWNER TRUST 1998-C
filed 2002-03-29
CIK 1062357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-74600

                Chase Manhattan Auto Owner Trust 1998-C (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                        22-2382028
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

White Clay Center, Building 200, Newark, DE                   19711
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:
         Title of Each Class          Name of Each Exchange of Which Registered
                  NONE                                 N/A

Securities registered pursuant to Section 12(g) of the Act:
                 NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES  X   NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 1998-C (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2001, was $126,069,828.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2001, was $8,210,919.09.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2001, was $2,038,511.00, or 1.65% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2001, was $1,671,769.00, or 0.82% of the average aggregate outstanding principal balance of the receivables for that year.

Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of one outstanding classes of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2001, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2001, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                              No. of Holders
                  -----                              --------------
                  A-4                                      24
                  Certificates                             3

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

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

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------------
                                          Name & Address of Participant             Original Certificate   % Class
                                                                                    Principal Balance
------------------------------------------------------------------------------------------------------------------
Class A-4                                 Bankers Trust Company                          $16,620,000        5.85%
                                          648 Grassmere Park Road
                                          Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------
                                          Bank of America, N.A.                          $15,059,000        5.30%
                                          411 N. Akard 5th Floor
                                          Dallas, TX  75201
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit and Trust                  $19,765,000        6.96%
                                          Company
                                          525 William Penn Place
                                          Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------
                                          Citibank, N.A.                                 $59,900,000       21.10%
                                          3800 Citibank Center
                                          Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------------
                                          JPMorgan Chase Bank                            $16,475,000        5.80%
                                          C/O JP Morgan Investor Services
                                          14201 Dallas Pkwy, 12th Floor
                                          Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                                          Northern Trust Company (The)                   $19,996,000        7.04%
                                          801 S. Canal C-IN
                                          Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                                          SSB-Trust Custody                              $78,180,000       27.54%
                                          225 Franklin Street, M4
                                          Boston, MA  02110
------------------------------------------------------------------------------------------------------------------
Certificates                              Boston Safe Deposit and Trust                  $13,200,000       40.13%
                                          Company
                                          525 William Penn Place
                                          Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------
                                          JPMorgan Chase Bank                            $12,889,000       39.19%
                                          C/O JP Morgan Investor Services
                                          14201 Dallas Pkwy, 12th Floor
                                          Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                                          Union Bank of California, N.A.                  $6,800,000       20.68%
                                          P.O. Box 109
                                          San Diego, CA  92112
------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number             Description
         --------------             -------------
         23.1                       Consent of Independent Accountants.

         99.1                       Annual Management Report on Internal Controls.

         99.2                       Annual  Servicer's Certificate pursuant to Section
                                    4.10 of the Sale and Servicing Agreement.

         99.3                       Annual Independent Accountants Reports pursuant to
                                    Section 4.11 of the Sale of Servicing Agreement.

         99.4                       Annual Issuer's Certificate of Compliance with the Indenture.


                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2001:


Date                  Items Reported            Financial Statements
----------            --------------            ---------------------------
10/01/2001            5, 7                      Monthly report to Noteholders
                                                dated 9/17/2001

10/29/2001            5, 7                      Monthly report to Noteholders
                                                dated 10/15/2001

11/29/2001            5, 7                      Monthly report to Noteholders
                                                dated 11/15/2001

12/21/2001            5, 7                      Monthly report to Noteholders
                                                dated 12/17/2001

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2002


                            Chase Manhattan Auto Owner Trust 1998-C

                            by: Chase Manhattan Bank USA, National Association, as Servicer


                            By: /s/ Patricia M. Garvey
                            -----------------------------------
                            Name: Patricia M. Garvey
                            Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS


Exhibit Number:                     Description:
---------------                     -------------------
23.1                                Consent of Independent Accountants.

99.1                                Annual Management Report on Internal Controls.

99.2                                Annual Servicer's Certificate pursuant to Section 4.10
                                    of the Sale and Servicing Agreement.

99.3                                Annual Independent Accountants Reports pursuant to
                                    Section 4.11 of the Sale and Servicing Agreement.

99.4                                Annual Issuer's Certificate of Compliance with the Indenture.